Form 10-K
period 2017-10-29
John Deere Owner Trust 2015-B
filed 2018-01-26
CIK 1651221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended OCTOBER 29, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number of issuing entity: 333-197204-03

Central Index Key Number of issuing entity: 0001651221

JOHN DEERE OWNER TRUST 2015-B

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-197204

Central Index Key Number of depositor: 0000889668

JOHN DEERE RECEIVABLES, INC.

(Exact name of depositor as specified in its charter)

Central Index Key Number of sponsor: 0000027673

JOHN DEERE CAPITAL CORPORATION

(Exact name of sponsor as specified in its charter)

Delaware	36-7665840
(State of incorporation or organization)	(IRS Employer Identification No.)

c/o John Deere Capital Corporation 10587 Double R Boulevard, Suite 100
Reno, Nevada	89521	(775) 786-5527
(Address of principal executive offices)	(Zip Code)	(Telephone Number)

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

☐Yes   ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                             ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

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

Exhibit No.

1.1 Underwriting Agreement, dated as of September 1, 2015, by and among John Deere Receivables, Inc., as seller, John Deere Capital Corporation, as servicer, and RBC Capital Markets LLC, Barclays Capital Inc. and J.P. Morgan Securities LLC, as representatives of the underwriters named therein, (incorporated by reference from Exhibit 1.1 to the Current Report filed on Form 8-K on September 9, 2015, Commission File No. 333-197204-03)

3.1 Certificate of Incorporation of John Deere Receivables, Inc. (incorporated by reference to Exhibit 3.1 to registration statement on Form S-3, Commission File No. 333-87562).

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

	(b)	See Item 15(a)(3) above.

	(c)	Not Applicable.

Item 16.		Form 10–K Summary.
None.

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

3.1	Certificate of Incorporation of John Deere Receivables, Inc. (incorporated by reference to Exhibit 3.1 to registration statement on Form S-3, Commission File No. 333-87562).

3.2	By-Laws of John Deere Receivables, Inc. (incorporated by reference to Exhibit 3.2 to registration statement on Form S-3 filed on January 11, 2006, Commission File No. 333-130966)

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

Dated: January 26, 2018